Form 10QSB
period 1995-06-30
SACRAMENTO HOTEL PARTNERS L P
filed 1995-08-10
CIK 702387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the quarterly period ended June 30, 1995

[  ]     For the transition period from _______________ to _______________

                         Commission file number 0-10468


                        SACRAMENTO HOTEL PARTNERS, L.P.
       (Exact name of small business issuer as specified in its charter)


         California                                                      95-3592946
(State or other jurisdiction of                                       (I.R.S. Employer
incorporation or organization)                                       Identification No.)


        5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
                    (Address of principal executive office)

                                 (818) 888-6500
              (Registrant's telephone number, including Area Code)



         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
Yes   x    No
    -----     -----

Transitional Small Business Disclosure Format:     Yes        No   x
                                                       -----     -----

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                 The accompanying unaudited financial statements of Sacramento Hotel Partners, L.P. (formerly Western Host Sacramento Partners) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994 and should be read in connection therewith.

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)


                                 BALANCE SHEETS
                                  (Unaudited)


                                                          June 30,    December 31,
                                                            1995          1994
                                                         ----------   ------------
                                  ASSETS

CASH                                                     $   96,705    $   82,030

INTEREST RECEIVABLE                                          31,056        20,667

NOTE RECEIVABLE - NET                                     1,941,586     1,891,691
                                                         ----------    ----------
      TOTAL                                              $2,069,347    $1,994,388
                                                         ==========    ==========

                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities               $    1,845    $    2,614
  Accounts payable - related parties                          4,500           500
  Debt                                                      222,222       305,556
                                                         ----------    ----------
      Total liabilities                                     228,567       308,670
                                                         ----------    ----------
PARTNERS' EQUITY:
  General Partners (40 units issued and outstanding)         18,473        16,917
  Limited Partners (3,946 units issued and outstanding)   1,822,307     1,668,801
                                                         ----------    ----------
      Total Partners' equity                              1,840,780     1,685,718
                                                         ----------    ----------
      TOTAL                                              $2,069,347    $1,994,388
                                                         ==========    ==========

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


                                                          Three Months Ended      Six Months Ended
                                                                June 30,              June 30,
                                                           ------------------    -------------------
                                                            1995       1994        1995       1994
                                                           -------    -------    --------   --------
REVENUES:
  Interest (includes amortization of
    discount of note receivable of
    $20,220 and $27,032, and
    $49,895 and $53,237 for the
    three and six months ended
    June 30, 1995 and 1994,
    respectively)                                          $93,362    $89,336    $185,310   $177,799
                                                           -------    -------    --------   --------

EXPENSES:
  Interest                                                   6,936      9,458      14,737     18,598
  Partnership administration
    and professional fees                                   11,604      4,044      15,511     17,017
                                                           -------    -------    --------   --------
        Total                                               18,540     13,502      30,248     35,615
                                                           -------    -------    --------   --------
NET INCOME                                                 $74,822    $75,834    $155,062   $142,184
                                                           =======    =======    ========   ========

ALLOCATION OF NET INCOME:
  General Partners                                         $   751    $   761    $  1,556   $  1,427
  Limited Partners (3,946 Limited
    Partnership units outstanding)                          74,071     75,073     153,506    140,757
                                                           -------    -------    --------   --------
         Total                                             $74,822    $75,834    $155,062   $142,184
                                                           =======    =======    ========   ========

PER UNIT INFORMATION:
  (based upon 3,986 total
  Units outstanding):                                       $18.77     $19.03      $38.90     $35.67
                                                           =======    =======    ========   ========

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (Unaudited)


                                                                          Six Months Ended
                                                                               June 30,
                                                                       ----------------------
                                                                         1995          1994
                                                                       --------      --------
OPERATING ACTIVITIES:
  Net income                                                           $155,062      $142,184
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of discount on note receivable                       (49,895)      (53,237)
  Change in assets and liabilities:
    Interest receivable                                                 (10,389)
    Accounts payable and accrued liabilities                              3,231         7,906
                                                                       --------      --------
      Net cash provided by operating activities                          98,009        96,853

FINANCING ACTIVITIES:
  Repayment of debt                                                     (83,334)      (83,333)
                                                                       --------      --------
NET INCREASE IN CASH                                                     14,675        13,520

CASH AT BEGINNING OF PERIOD                                              82,030        44,658
                                                                       --------      --------
CASH AT END OF PERIOD                                                  $ 96,705      $ 58,178
                                                                       ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 On April 20, 1990, the Partnership sold substantially all of its assets to Fred C. Sands. The sale price was approximately $3.6 million, consisting of approximately $500,000 in cash and a promissory note in the amount of $3.7 million (the "Sands Note").

                 The Sands Note is due and payable on April 1, 1997 and provides for payments of interest at the rate of 8% through April 1, 1995, and at the rate of 10% per year from April 1, 1995 until paid. However, in April 1995 the Partnership entered into a Forbearance Agreement with Mr. Sands which provides that through the earlier of April 1, 1997 or the occurrence of any default under the Sands Note, Mr. Sands may continue to pay the Partnership interest at the rate of 8% per annum, subject to the condition that additional interest on unpaid principal accruing monthly at the rate of 2% per annum be paid, together with interest on such deferred monthly amounts at the rate of 10% per annum, on April 1, 1997. The amount of such deferred interest, together with the interest it will earn between April 1, 1995 and April 1, 1997, is $137,781.

                 As of July 14, 1995 the Partnership owed $222,000 to City National Bank, which obligation is evidenced by a promissory note dated September 7, 1993, as amended by the Loan Revision Agreement dated July 27, 1994. On July 14, 1995, the Partnership and City National Bank entered into a second Loan Revision Agreement extending the maturity date of this obligation from August 3, 1995 to October 3, 1996, and providing for payments of principal of $13,890 per month plus interest on unpaid principal at the prime rate plus 2.5%

                 Interest income received from the note receivable is expected to be sufficient to pay the Partnership's ongoing expenses and to repay the Partnership's debt.


1995 as compared to 1994

                 Interest income from the note receivable generated adequate cash to meet the obligations of the Partnership.

                          PART II - OTHER INFORMATION

Item 5.  Other Information

                          None.



Item 6.  Exhibits and Reports on Form 8-K.

                 (a)  Exhibits:

                          10.1 Promissory Note, dated April 19, 1990, made by Fred C. Sands in favor of Sacramento Hotel Partners, L.P.


                          10.2 Forbearance Agreement, dated April 30, 1995, between Fred C. Sands and Sacramento Hotel Partners, L.P.


                          10.3 Loan Revision Agreement, dated July 14, 1995, between City National Bank and Sacramento Hotel Partners, L.P.


                          27      Financial Data Schedule


                 (b)  Reports on Form 8-K:

                          None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SACRAMENTO HOTEL PARTNERS, L.P.



                                        By  /s/ John F. Rothman
                                          ---------------------------------
                                                John F. Rothman
                                                General Partner

Dated:  August 10, 1995

                                 EXHIBIT INDEX




                                                                                               SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
NUMBER         Description                                                                          PAGE
------         -----------                                                                      ------------
10.1           Promissory Note, dated April 19, 1990, made by Fred C. Sands in favor of
               Sacramento Hotel Partners, L.P.

10.2           Forbearance Agreement, dated April 30, 1995, between Fred C. Sands and
               Sacramento Hotel Partners, L.P.

10.3           Loan Revision Agreement, dated July 14, 1995, between City National
               Bank and Sacramento Hotel Partners, L.P.

27             Financial Data Schedule