Form 10QSB
period 1995-09-30
SACRAMENTO HOTEL PARTNERS L P
filed 1995-11-13
CIK 702387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the quarterly period ended September 30, 1995

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

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


        5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
                    (Address of principal executive offices)

                                 (818) 888-6500
                (Issuer's telephone number, including Area Code)



         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
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

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)


                                 BALANCE SHEETS
                                  (Unaudited)

                                                          September 30, December 31,
                                                              1995          1994
                                                           ----------    ----------
                                    ASSETS

CASH                                                         $108,249       $82,030

INTEREST RECEIVABLE                                            47,060        20,667

NOTE RECEIVABLE - NET                                       1,957,172     1,891,691
                                                           ----------    ----------

      TOTAL                                                $2,112,481    $1,994,388
                                                           ==========    ==========

                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities                     $1,466        $2,614
  Accounts payable - related parties                            4,500           500
  Debt                                                        180,556       305,556
                                                           ----------    ----------

      Total liabilities                                       186,522       308,670
                                                           ----------    ----------

PARTNERS' EQUITY:
  General Partners (40 units issued and outstanding)           19,328        16,917
  Limited Partners (3,946 units issued and outstanding)     1,906,631     1,668,801
                                                           ----------    ----------

      Total Partners' equity                                1,925,959     1,685,718
                                                           ----------    ----------

      TOTAL                                                $2,112,481    $1,994,388
                                                           ==========    ==========

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                        Three Months Ended     Nine Months Ended
                                           September 30,          September 30,
                                         1995       1994        1995       1994
                                        -------    -------    --------   --------
REVENUES:
  Interest (includes amortization of
    discount of note receivable of
    $15,586 and $27,032, and
    $65,481 and $81,123 for the
    three and nine months ended
    September 30, 1995 and 1994,
    respectively)                       $94,265    $90,211    $279,576   $268,011
                                        -------    -------    --------   --------


EXPENSES:
  Interest                                5,667      9,137      20,404     27,735
  Partnership administration
    and professional fees                 3,419      1,871      18,931     18,888
                                        -------    -------    --------   --------

      Total                               9,086     11,008      39,335     46,623
                                        -------    -------    --------   --------

NET INCOME                              $85,179    $79,203    $240,241   $221,388
                                        =======    =======    ========   ========


ALLOCATION OF NET INCOME:
  General Partners                         $855       $795      $2,411     $2,222
  Limited Partners (3,946 Limited
    Partnership units outstanding)       84,324     78,408     237,830    219,166
                                        -------    -------    --------   --------

      Total                             $85,179    $79,203    $240,241   $221,388
                                        =======    =======    ========   ========


PER UNIT INFORMATION:
  (based upon 3,986 total
  Units outstanding):                    $21.37     $19.87      $60.27     $55.54
                                        =======     ======     =======     ======

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (Unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                       1995          1994
                                                     --------      --------
OPERATING ACTIVITIES:
  Net income                                         $240,241      $221,388
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of discount on note receivable     (65,481)      (81,123)
  Change in assets and liabilities:
    Interest receivable                               (26,393)
    Accounts payable and accrued liabilities            2,852            63
                                                     --------      --------

      Net cash provided by operating activities       151,219       140,328

FINANCING ACTIVITIES:
  Repayment of debt                                  (125,000)     (111,111)
                                                    ---------      ---------

NET INCREASE IN CASH                                   26,219        29,217

CASH AT BEGINNING OF PERIOD                            82,030        44,658

CASH AT END OF PERIOD                                $108,249       $73,875
                                                     ========       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 On April 20, 1990, the Partnership sold substantially all of its assets to Fred C. Sands. The sale price was approximately $3.6 million, consisting of approximately $500,000 in cash and a promissory note in the amount of $3.1 million (the "Sands Note").

                 The Sands Note is due and payable on April 1, 1997 and provides for payments of interest at the rate of 8% per year through April 1, 1995, and at the rate of 10% per year from April 1, 1995 until paid. However, pursuant to the Partnership's April 1995 Forbearance Agreement with Mr. Sands, Mr. Sands is continuing to pay the Partnership interest monthly at the rate of 8% per annum, subject to the conditions that no default occurred under the Sands Note and that additional interest on unpaid principal accruing monthly at the rate of 2% per annum be paid, together with interest on such deferred monthly amounts at the rate of 10% per annum, on April 1, 1997.

                 As of July 14, 1995 the Partnership owed $222,000 to City National Bank, which obligation is evidenced by a promissory note dated September 7, 1993, as amended by the Loan Revision Agreement dated July 27, 1994 (the "CNB Note"). On July 14, 1995, the Partnership and City National Bank entered into a second Loan Revision Agreement extending the maturity date of this obligation from August 3, 1995 to October 3, 1996, and providing for payments of principal of $13,890 per month plus interest on unpaid principal, with interest continuing to accrue at the prime rate plus 2.5%. At September 30, 1995 the outstanding balance on the CNB Note was $180,556.

                 The Partnership does not plan to conduct any activities during the next twelve months other than collecting interest under the Sands Note and paying amounts owed under the CNB Note. Interest income received from the note receivable is expected to be sufficient to pay the Partnership's ongoing expenses and to repay the Partnership's debt.

                          PART II - OTHER INFORMATION


Item 5.  Other Information

                 None.


Item 6.  Exhibits and Reports on Form 8-K

                 (a)  Exhibits:

                          27      Financial Data Schedule


                 (b)  Reports on Form 8-K:

                          None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SACRAMENTO HOTEL PARTNERS, L.P.



                                                 By  /s/ John F. Rothman
                                                    ---------------------------
                                                     John F. Rothman
                                                     General Partner

Dated:  November 13, 1995

                                 EXHIBIT INDEX




                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER           Description                                                             PAGE
------           -----------                                                         ------------
  27             Financial Data Schedule