Form 10KSB40
period 1995-12-31
SACRAMENTO HOTEL PARTNERS L P
filed 1996-03-29
CIK 702387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                       ---------    ---------

                         Commission file number 0-10468

                         SACRAMENTO HOTEL PARTNERS, L.P.
                         -------------------------------
           (Name of small business issuer as specified in its charter)

California                                                      95-3592946
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (818) 888-6500
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act: Limited Partnership Units
                    (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No
                                   ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

State Issuer's revenues for its most recent fiscal year:    $375,000

The aggregate market value of the voting securities held by non-affiliates is not determinable as there is no trading market for the Issuer's limited partnership units and the securities have only limited voting rights.

                                     PART I.

Items 1 and 2.  Business and Properties.

                  Effective as of August 30, 1994, Sacramento Hotel Partners, L.P. (the "Registrant"), a California limited partnership, changed its name from Western Host Sacramento Partners to its current name.

Sale of Hotel; Terms of Sale Agreement

                  Prior to April 20, 1990, the Registrant owned a 152-room hotel, restaurant, bar, banquet facility and conference center in Sacramento, California, which operated under the trade name "Ramada Inn" (the "Hotel").

                  On April 20, 1990, the Registrant sold substantially all of its assets (including the Hotel, the liquor license and its interest in certain leased and owned real property on which part of the Hotel is located) to Fred C. Sands ("Sands") for approximately $3,600,000 (the "Purchase Price"), pursuant to a Real Estate Purchase and Sale Agreement, dated October 6, 1989, between the Registrant and Sands (the "Sale Agreement").

                  At the Sale closing (the "Closing"), Sands paid $500,000 of the Purchase Price in cash to the Registrant, less amounts for certain credits given to Sands pursuant to the Sale Agreement (the "Down Payment"); the balance of the Purchase Price of $3,100,000 is evidenced by a promissory note from Sands to the Registrant (the "Note"). The Note has a term of seven years and bears interest at a rate of 8% per annum during the first five years and 10% per annum during the last two years. Under the terms of the Note, interest is payable monthly and the entire principal balance, with all accrued and unpaid interest, is due at the end of the seventh year. However, in April 1995 the partnership entered into a Forbearance Agreement with Mr. Sands which provides that through the earlier of April 1, 1997 or the occurrence of any default under the Sands Note, Mr. Sands may continue to pay the Partnership interest at the rate of 8% per annum, subject to the condition that additional interest on unpaid principal accruing monthly at the rate of 2% per annum be paid, together with interest on such deferred monthly amounts at the rate of 10% per annum, on April 1, 1997. The amount of such deferred interest, together with the interest it will earn between April 1, 1995 and April 1, 1997, is $137,781. Deferred interest outstanding as of December 31, 1995 totalled $42,900.

                  The Note is secured by a first deed of trust on the real property sold to Sands (including the interest in the real property leased by the Registrant) and a security agreement covering the personal property and liquor license sold to Sands.

                  Pursuant to the terms of the Sale Agreement, Sands assumed certain obligations of the Registrant under non-cancelable operating leases related to the Hotel, and the Registrant agreed to indemnify Sands and Sands' employees, agents and other affiliates from and against any and all liabilities and expenses arising out of the use, generation, storage or disposal of hazardous material by the Registrant or any other person on the site of the Hotel during the time the Registrant owned the Hotel. Such obligation survived the Closing.

                  On or immediately following the date of the Closing, the limited partners and the general partners of the Registrant (the "Limited Partners" and the "General Partners", respectively) received a distribution in the aggregate amount of $199,300 from the proceeds of the Down Payment, and the balance of the Down Payment was used to pay expenses related to the Sale and reduce certain indebtedness of the Registrant. For a description of the indebtedness, see "Borrowings" below. The Limited Partners and the General Partners are sometimes collectively referred to herein as the "Partners".

                  For additional information concerning the Sale or the Sale Agreement, reference is made to the Registrant's proxy statement, dated January 2, 1990, attached as Exhibit 28.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989. As a result of the sale, the Registrant's business consists solely of collecting payments due under the Note.

Borrowings

                  Between March 1986 and October 1988, the Registrant had a revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo"). The majority of funds borrowed from Wells Fargo were used for the construction of the Hotel's conference center and the balance was used for working capital. On October 28, 1988, the credit facility borrowings were repaid with funds borrowed by the Registrant from R.J. Investors, a partnership of the General Partners (the "GP Loan"). The GP Loan bore interest at a rate equal to one percent above the prime rate of interest of Wells Fargo Bank, with interest payable monthly. At the Closing, $139,700 of the Down Payment was used to pay down the GP Loan. In October 1993, the remaining balance owed under the GP Loan was paid in full.

                  In connection with the Sale, the Registrant entered into a term loan agreement with Wells Fargo (the "Wells Fargo Loan"), pursuant to which the Registrant borrowed $680,000. The Wells Fargo Loan was a five year loan and bore interest at the rate of 11.5% per annum. It was repayable in equal quarterly principal and interest installments of approximately $45,200 commencing in August 1990. In October 1993 the remaining balance of $286,400 owed under the Wells Fargo Loan was repaid with proceeds obtained under a $500,000 installment note with City National Bank (the "Note"). The Note bears interest at City National Bank's prime rate plus 2.5% per annum and is payable in monthly principal installments of $13,890 plus accrued interest. The entire remaining principal balance of the Note plus accrued and unpaid interest, was due and payable on August 3, 1995, which was extended in July 1995 to October 3, 1996. The Note is expected to be fully repaid as of October 3, 1996. As of December 31, 1995, the remaining principal balance of the Note is $138,889.

Dissolution

                  Pursuant to the Restated Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), the Registrant will automatically dissolve and terminate upon the date of receipt in cash of the entire proceeds due under the Note (including all accrued and unpaid interest). At the time such proceeds are received, a final cash distribution will be made to the Partners (the "Final Distribution"), expected to occur in or about May, 1997. The Final Distribution is expected to be in the principal amount of the Note ($3,100,000) less any costs associated with winding up and terminating the business and affairs of the Registrant and less any then remaining debt or other obligations outstanding. If Sands repays the Note prior to maturity, the time of the Final Distribution and the dissolution of the Registrant will be correspondingly accelerated. To the extent that the Final Distribution (or any other distribution by the Registrant) constitutes a return of a Limited Partner's capital contribution to the Registrant, such Limited Partner will be liable to the Registrant for any amount (not to exceed such return with interest) necessary to discharge the Registrant's liabilities to all creditors who extended credit or where claims arose before such return.

Item 3.  Legal Proceedings.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

                                    PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

                  The approximate number of holders of the Units (the Registrant's only class of equity securities) as of March 28, 1996 was 503. No trading market exists for the Units.

                  As a result of the Sale in 1990, the Partners received a distribution of $199,300 or $50 per Unit. No other distributions have been paid to the Partners since 1986. The only future distributions the Registrant anticipates making to the Partners will be in connection with the Final Distribution. See Items 1 and 2 of this Report.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

Year ended December 31, 1995 as compared to year ended December 31, 1994

Interest income from the note receivable (the "Sands Note") generated adequate cash to meet the obligations of the Partnership.

                  The Sands Note is due and payable on April 1, 1997 and provides for payments of interest at the rate of 8% through April 1, 1995, and at the rate of 10% per year from April 1, 1995 until paid. However, in April 1995, the Partnership entered into a Forbearance Agreement with Mr. Sands which provides that through the earlier of April 1, 1997 or the occurrence of any default under the Sands Note, Mr. Sands may continue to pay the Partnership interest at the rate of 8% per annum, subject to the condition that additional interest on unpaid principal accruing monthly at the rate of 2% per annum be paid, together with interest on such deferred monthly amounts at the rate of 10% per annum, on April 1, 1997. The amount of such deferred interest, together with the interest it will earn between April 1, 1995 and April 1, 1997, is $137,781. Deferred interest outstanding as of December 31, 1995 totalled $42,900.

                  As of July 14, 1995 the Partnership owed $222,000 to City National Bank, which is evidenced by a promissory note dated September 7, 1993, as amended by the Loan Revision Agreement dated July 27, 1994. On July 14, 1995, the Partnership and City National Bank entered into a second Loan Revision Agreement extending the maturity date of this obligation from August 3, 1995 to October 3, 1996, and providing for payments of principal of $13,890 per month plus interest on unpaid principal at the prime rate plus 2.5%.

Year ended December 31, 1994 as compared to year ended December 31, 1993

                  Interest income from the note receivable generated adequate cash to meet the obligations of the Partnership. Certain costs totalling $12,300 were incurred in 1993 to comply with the terms of the Wells Fargo Loan and to obtain the City National Bank installment note.

Liquidity and Capital Resources

                  As a result of the Sale, the only remaining assets of the Registrant are cash on hand and the Note. Interest income from such Note is expected to be sufficient for payment of remaining debts and expenses of the Registrant.

Item 7.  Financial Statements.

                  The following financial statements are included in this Report in response to this Item immediately prior to the signature page:

                           Independent Auditors' Report.

                           Balance Sheets at December 31, 1995 and 1994.

                           Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

                           Statements of Changes in Partners' Equity for the years ended December 31, 1995, 1994 and 1993.

                           Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

                           Notes to Financial Statements for the years ended December 31, 1995, 1994 and 1993.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III.

Item 9. Directors, Executive Officers, Promoters and Central Persons; Compliance with Section 16(a) of the Exchange Act.

                  The Registrant has no directors or executive officers. The General Partners of the Registrant are Messrs. Rothman and Young. Mr. Rothman, age 61, and Mr. Young, age 68, have been the General Partners of the Registrant since its formation on March 17, 1981, and are named as the General Partners by the Certificate and Agreement of Limited Partnership of Sacramento Hotel Partners, L.P. (the "Partnership Agreement"), which was entered into by and among the General Partners and the Limited Partners.

                  Prior to December 1992, Mr. Young was the president and chief executive officer of Hotel Investors Corporation, a publicly traded hotel management company that was the sole stockholder of Western Host. Since December 1992, Mr. Young has been the president and chief executive officer and the sole stockholder of Westland Hotel Corporation ("Westland"). Westland is a hotel management company formed by Mr. Young to provide management services to various hotels.

                  Since March 1990, Mr. Rothman has been an independent real estate investor. Mr. Rothman is also currently a consultant to Westland and the sole shareholder of The Northstar Group, a corporation leasing and operating a casino in Las Vegas, Nevada.

                  Messrs. Young and Rothman are the general partners of Casa Munras Hotel Partners, L.P. ("CMHP"), which is a California limited partnership. CMHP owns a hotel in Monterey, California.

Item 10.  Executive Compensation.

                  (a) Compensation of General Partners. The General Partners do not receive any current compensation for serving as the Registrant's general partners.

                  (b) Removal of General Partners. The Partnership Agreement provides that if either or both of Messrs. Rothman and Young are removed as General Partner(s) by vote or written consent of the holders of a majority of the Units then held by Limited Partners entitled to vote, each such removed General Partner will have the right, but not the obligation, at any time after such removal, to demand payment by the Registrant of an amount equal to such General Partners' interest in cash distributions by the Registrant. Such interest is to be computed based upon the fair market value of the Registrant's assets on, and as if such assets were sold for cash on, the date of such demand and the proceeds immediately distributed. If the removed General Partner and the Registrant are unable to agree upon such value within 30 days following such demand, such value will be determined by appraisal, with the removed General Partner and the Registrant dividing such costs. Payment by the Registrant, at the option of the Registrant, may be made either (i) in a lump sum within 30 days following the termination of the value of the removed General Partner's interest, or (ii) in equal installments of principal and interest (at the prime rate of Bank of America in effect at the time) over a period of 36 months. The removed General Partner will have the rights described in this paragraph notwithstanding the assignment, sale, pledge, encumbrance or other disposition of his interest in distributions by the Registrant, and notwithstanding that the payment to be made by the Registrant may be payable to a person or entity other than the removed General Partner.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

                  (a) Security Ownership of Certain Beneficial Owners.

                  There is no person known to the Registrant to be the beneficial owner of more than 5% of the Units.

                        (b) Security Ownership of Management.


                                                         Amount and Nature
                                                           of Beneficial
                                                            Ownership as
                                                            of Close of
    Title of                      Name of                    Business on                  Percent
     Class                   Beneficial Owner              March 28, 1996                of Class
     -----                   ----------------              --------------                --------
Limited Partner-             John F. Rothman                      14 Units*                 .355
  ship Units

Limited Partner-             Ronald A. Young                      13 Units*                 .329
  ship Units

------------------------------
*Owned directly.

                  The General Partners together own an approximately 1% interest in the equity of the Registrant by virtue of their $40,000 capital contribution.

Item 12.  Certain Relationships and Related Transactions.

                  For information concerning the former GP Loan and the other relationships among the General Partners and the Registrant, see Items 1, 2, 10 and 11 of this Report. The General Partner loan was paid in full in 1993.

                  Interest expense related to the loans from the General Partners totaled approximately $12,400 for the year ended December 31, 1993.

                                     PART IV

Item 13.  Exhibits, List and Reports on Form 8-K.

                  (a)      Exhibits:

Exhibit
Number                                 Description
------                                 -----------

2.1 Real Estate Purchase and Sale Agreement and Escrow Instructions, dated October 6, 1989, between Fred C. Sands and Western Host Sacramento Partners (incorporated by reference from Annex I to Exhibit 28.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
                     1989).

3.1 Restated Certificate and Agreement of Limited Partnership of Western Host Sacramento Partners dated August 28, 1981 (incorporated by reference to Exhibit 4.1 to Western Host Sacramento Partners' Registration of Units on
                     Form 10*).

10.1 Installment Note dated September 7, 1993 between Western Host Sacramento Partners and City National Bank (incorporated by reference to the Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

10.2 Loan Revision Agreement dated July 27, 1995 to the Installment Note dated September 7, 1993, between Sacramento Hotel Partners and City National Bank (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994).

10.3                 Forbearance Agreement, dated April 30, 1995, between Fred
                     C. Sands and Sacramento Hotel Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995).


         (iv)     Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

  * Copies of Amendments to the Restated Certificate of Agreement of Limited Partnership of Sacramento Hotel Partners, L.P. executed to reflect the admission to the Registrant of substituted Limited Partners will be furnished on request.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SACRAMENTO HOTEL PARTNERS, L.P.

By:      /s/  John F. Rothman                             Date:  March 28, 1996
         -----------------------------------------
                  John F. Rothman
                  General Partner

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/  John F. Rothman                             Date:  March 28, 1996
         -----------------------------------------
                  John F. Rothman
                  General Partner

By:      /s/  Ronald A. Young                             Date:  March 28, 1996
         ----------------------------------------
                  Ronald A. Young
                  General Partner

INDEPENDENT AUDITORS' REPORT

To the Partners
    Sacramento Hotel Partners, L.P.:

We have audited the accompanying balance sheets of Sacramento Hotel Partners, L.P. (formerly Western Host Sacramento Partners, a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE, LLP

March 13, 1996

                         SACRAMENTO HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

---------------------------------------------------------------------------------------------
                                                                    1995               1994
---------------------------------------------------------------------------------------------
                                     ASSETS

CASH                                                             $  121,765        $   82,030

INTEREST RECEIVABLE                                                  63,567            20,667

NOTE RECEIVABLE - NET                                             1,973,251         1,891,691
                                                                 ----------        ----------

          TOTAL                                                  $2,158,583        $1,994,388
                                                                 ==========        ==========


                          LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
    Accounts payable and accrued liabilities                     $    1,172        $    2,614
    Accounts payable - related parties                                7,049               500
    Debt                                                            138,889           305,556
                                                                 ----------        ----------

          Total liabilities                                         147,110           308,670
                                                                 ----------        ----------

PARTNERS' EQUITY:
    General Partners (40 units issued and outstanding)               20,186            16,917
    Limited Partners (3,946 units issued and outstanding)         1,991,287         1,668,801
                                                                 ----------        ----------

          Total partners' equity                                  2,011,473         1,685,718
                                                                 ----------        ----------

          TOTAL                                                  $2,158,583        $1,994,388
                                                                 ==========        ==========



                            See accompanying notes to financial statements.

--------------------------------------------------------------------------------

                         SACRAMENTO HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

-----------------------------------------------------------------------------------------------------
                                                               1995            1994             1993
-----------------------------------------------------------------------------------------------------
REVENUES:
    Interest (includes amortization of discount
       on note receivable of $81,560, $109,889,
       and $97,039 during 1995, 1994 and 1993)               $375,000        $359,157        $346,455
                                                             --------        --------        --------

EXPENSES:
    Interest                                                   24,857          36,484          52,760
    Partnership administration and professional fees           24,388          23,179          31,682
                                                             --------        --------        --------

       Total expenses (includes reimbursed costs
         and payments for services to related parties
         of $11,424, $9,061 and $17,026 during 1995,
         1994 and 1993, respectively)                          49,245          59,663          84,442
                                                             --------        --------        --------

NET INCOME                                                   $325,755        $299,494        $262,013
                                                             ========        ========        ========


ALLOCATION OF NET INCOME:

    General Partners                                         $  3,269        $  3,005        $  2,629
    Limited Partners ($81.72 per Unit in 1995,
       $75.14 per Unit in 1994 and $65.73 per Unit in
       1993 based on 3,946 Limited Partnership Units)         322,486         296,489         259,384
                                                             --------        --------        --------

          Total                                              $325,755        $299,494        $262,013
                                                             ========        ========        ========




                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                         SACRAMENTO HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-----------------------------------------------------------------------------

                                  GENERAL         LIMITED
                                  PARTNERS'       PARTNERS'
                                   EQUITY          EQUITY            TOTAL
-----------------------------------------------------------------------------
BALANCE, JANUARY 1, 1993          $11,283        $1,112,928        $1,124,211

NET INCOME                          2,629           259,384           262,013
                                  -------        ----------        ----------

BALANCE, DECEMBER 31, 1993         13,912         1,372,312         1,386,224

NET INCOME                          3,005           296,489           299,494
                                  -------        ----------        ----------

BALANCE, DECEMBER 31, 1994         16,917         1,668,801         1,685,718

NET INCOME                          3,269           322,486           325,755
                                  -------        ----------        ----------

BALANCE, DECEMBER 31, 1995        $20,186        $1,991,287        $2,011,473
                                  =======        ==========        ==========




                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                         SACRAMENTO HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
-------------------------------------------------------------------------------

                                                                1995             1994               1993
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                               $ 325,755         $ 299,494         $ 262,013
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization of discount on note receivable          (81,560)         (109,889)          (97,039)
    Change in assets and liabilities:
       Interest receivable                                     (42,900)
       Accounts payable and accrued liabilities                 (1,442)              882           (15,614)
       Accounts payable - related parties                        6,549              (338)              358
                                                             ---------         ---------         ---------

          Net cash provided by
            operating activities                               206,402           190,149           149,718
                                                             ---------         ---------         ---------

FINANCING ACTIVITIES:
    Repayment of debt                                         (166,667)         (152,777)         (432,435)
    Proceeds from debt                                                                             500,000
    Proceeds from notes payable to affiliates                                                      200,000
    Repayment of note payable to affiliates                                                       (450,000)
                                                             ---------         ---------         ---------

          Net cash used in financing activities               (166,667)         (152,777)         (182,435)
                                                             ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                                 39,735            37,372           (32,717)

CASH AT BEGINNING OF YEAR                                       82,030            44,658            77,375
                                                             ---------         ---------         ---------

CASH AT END OF YEAR                                          $ 121,765         $  82,030         $  44,658
                                                             =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION - Cash paid
    during the year for interest                             $  26,299         $  35,602         $  56,380
                                                             =========         =========         =========




                 See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                         SACRAMENTO HOTEL PARTNERS, L.P.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

--------------------------------------------------------------------------------


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

         INFORMATION

         General - Effective as of August 30, 1994, Sacramento Hotel Partners, L.P. (the "Partnership"), a California limited partnership, changed its name from Western Host Sacramento Partners. The Partnership was formed on March 17, 1981 (amended and restated on August 28, 1981) for the purposes of acquiring, holding for investment, and operating or leasing a 152-room motor hotel and related restaurant, cocktail lounge and banquet facilities located in Sacramento, California ("the Ramada"). On April 20, 1990, substantially all the assets of the partnership were sold (see Note 2).

         The General Partners, Ronald A. Young and John F. Rothman, have each purchased an approximate one-half percent interest in the Partnership. The remaining 99% interest is owned collectively by the Limited Partners. The General Partners have the sole and exclusive control of the management of the business and affairs of the Partnership. The term of the Partnership is 50 years, although it may be terminated sooner by the occurrence of certain events as set forth in the Partnership Agreement.

         Allocations - Net profits from continuing operations are to be allocated among the Partners in proportion to their respective capital interests, except that to the extent the capital accounts of the General Partners are negative, such profits shall first be allocated solely to the General Partners until their capital accounts are raised to zero. The losses of the Partnership from all sources and activities shall be borne by the Partners in proportion to their respective capital interests until the capital accounts of the Limited Partners are reduced to zero, and thereafter solely by the General Partners. Distributions of cash or other assets generated by continuing operations shall be made to the Partners in proportion to their respective capital interests. Net profits from the sale or other disposition of the property, or refinancing, and the cash flow resulting therefrom, are to be distributed in accordance with the predetermined formula outlined in the Partnership Agreement.

         Income Taxes - In accordance with the provisions of the Internal Revenue Code, the Partnership is not subject to the payment of income taxes and no provision, therefore, is required to be made herein.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       SALE OF ASSETS

         On April 20, 1990, the Partnership sold substantially all of its assets for approximately $3,600,000 consisting of $500,000 in cash, less certain credits, and a $3,100,000 note receivable. The buyer also assumed certain obligations under non-cancelable operating leases.

         The sale has been accounted for under the installment method in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate". The deferred gain of $1,032,010 will be recognized upon collection of the note receivable (see Note 3).

3.       NOTE RECEIVABLE

         The note receivable has a term of seven years with interest only payments at a rate of eight percent for the first five years and ten percent for the last two years. The entire principal balance with all accrued and unpaid interest is due and payable on April 1, 1997. The note has been discounted to reflect an annualized interest rate of 12.5% and is secured by a first deed of trust and a security agreement covering the personal property and liquor license sold pursuant to the sale agreement. In the event of default, as defined in the agreement, the Partnership has the option to declare the note and all accrued and unpaid interest due and payable. Upon exercise of such option, all outstanding balances will bear interest at a rate of 13% until paid. However, in April 1995, the Partnership entered into a Forbearance Agreement with Mr. Sands which provides that through the earlier of April 1, 1997 or the occurrence of any default under the Sands Note, Mr. Sands may continue to pay the Partnership interest at the rate of 8% per annum, subject to the condition that additional interest on unpaid principal accruing monthly at the rate of 2% per annum be paid, together with interest on such deferred monthly amounts at the rate of 10% per annum, on April 1, 1997. The amount of such deferred interest, together with the interest it will earn between April 1, 1995 and April 1, 1997, is $137,781. Deferred interest outstanding as of December 31, 1995 totalled $42,900. At December 31, 1995 and 1994, the net note receivable is summarized as follows:

                                                         1995                 1994
                                                         ----                 ----
           Note receivable - principal                $ 3,100,000        $ 3,100,000
           Less unamortized discount                      (94,739)          (176,299)
           Less deferred gain on sale of assets        (1,032,010)        (1,032,010)
                                                      -----------        -----------

           Note receivable - net                      $ 1,973,251        $ 1,891,691
                                                      ===========        ===========

4.       DEBT

         Debt at December 31, 1995 and 1994 consisted of a $500,000 installment note (balance at December 31, 1995 is $138,889) that bears interest at the bank's prime interest rate plus 2.5% with monthly principal payments due of $13,890 plus interest until October 3, 1996, at which time the remaining principal balance is due. The installment note agreement prohibits the sale or transfer of all or a substantial or material part of the Partnership's assets without the bank's consent.

5.       RELATED PARTY TRANSACTIONS

         During 1995 and 1994, the Partnership reimbursed Westland Hotel Corporation ("Westland") (based on actual costs incurred by Westland) for certain costs paid on behalf of the Partnership in managing the Hotel. The sole shareholder and officer of Westland is one of the General Partners of the Partnership.

         During calendar year 1993, the Partnership repaid a demand borrowing from R.J. Investors, a partnership of the General Partner, in the amount of $250,000. In addition, interest expense under the affiliated borrowing totalled approximately $12,400 for the year ended December 31, 1993.