Form 10QSB
period 1996-03-31
SACRAMENTO HOTEL PARTNERS L P
filed 1996-05-15
CIK 702387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]             Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

[  ]            Transition report under Section 13 or 15(d) of the
                                  Exchange Act

               For the transition period from ________ to ________

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying unaudited financial statements of Sacramento Hotel Partners, L.P. (Formerly Western Host Sacramento Partners) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 and should be read in connection therewith.

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)


                                 BALANCE SHEETS
                                  (Unaudited)

- ---------------------------------------------------------------------------------------------
                                                                March 31,        December 31,
                                                                   1996              1995
- ---------------------------------------------------------------------------------------------
                                     ASSETS

CASH                                                            $  135,377        $  121,765

INTEREST RECEIVABLE                                                 80,579            63,567

NOTE RECEIVABLE - NET                                            1,989,837         1,973,251
                                                                ----------        ----------

      TOTAL                                                     $2,205,793        $2,158,583
                                                                ==========        ==========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities                      $      785        $    1,172
  Accounts payable - related parties                                13,303             7,049
  Debt                                                              97,222           138,889
                                                                ----------        ----------

      Total liabilities                                            111,310           147,110
                                                                ----------        ----------

PARTNERS' EQUITY:
  General Partners (40 units issued and outstanding)                21,019            20,186
  Limited Partners (3,946 units issued and outstanding)          2,073,464         1,991,287
                                                                ----------        ----------

      Total Partners' equity                                     2,094,483         2,011,473
                                                                ----------        ----------

      TOTAL                                                     $2,205,793        $2,158,583
                                                                ==========        ==========

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

- ---------------------------------------------------------------------------
                                                      1996            1995
- ---------------------------------------------------------------------------
REVENUES:
  Interest (includes amortization of discount
    note receivable of $16,586 and
    $29,675, for the three months
    ended March 31, 1996 and 1995,
    respectively)                                    $96,530        $91,948
                                                     -------        -------

EXPENSES:
  Interest                                             3,101          7,801
  Partnership administration
    and professional fees                             10,419          3,907
                                                     -------        -------

                                                      13,520         11,708
                                                     -------        -------

NET INCOME                                           $83,010        $80,240
                                                     =======        =======

ALLOCATION OF NET INCOME:
  General Partners                                   $   833        $   805
  Limited Partners (3,946 Limited
    Partnership units outstanding)                    82,177         79,435
                                                     -------        -------

                                                     $83,010        $80,240
                                                     =======        =======

PER UNIT INFORMATION:
  (based upon 3,986 total
  Units outstanding):                                $ 20.83        $ 20.13
                                                     =======        =======

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

- -----------------------------------------------------------------------------------
                                                            1996             1995
- -----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                             $  83,010         $ 80,240
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of discount on note receivable          (16,586)         (29,675)
  Change in assets and liabilities:
    Interest receivable                                    (17,012)
    Accounts payable and accrued liabilities                 5,867            3,144
                                                         ---------         --------

      Net cash provided by operating activities             55,279           53,709

FINANCING ACTIVITIES -
  Repayment of debt                                        (41,667)         (41,667)
                                                         ---------         --------

NET INCREASE IN CASH                                        13,612           12,042

CASH AT BEGINNING OF PERIOD                                121,765           82,030
                                                         ---------         --------

CASH AT END OF PERIOD                                    $ 135,377         $ 94,072
                                                         =========         ========

Item 2.  Management's Discussion and Analysis or Plan of Operations.

         On April 20, 1990, the Partnership sold substantially all of its assets to Fred C. Sands. The sale price was approximately $3.6 million, consisting of approximately $500,000 in cash and a promissory note in the amount of $3.1 million (the "Sands Note").

         The Sands Note is due and payable on April 1, 1997 and provides for payments of interest at the rate of 8% through April 1, 1995, and at the rate of 10% per year from April 1, 1995 until paid. However, in April 1995, the Partnership entered into a Forbearance Agreement with Mr. Sands which provides that through the earlier of April 1, 1997 or the occurrence of any default under the Sands Note, Mr. Sands may continue to pay the Partnership interest monthly at the rate of 8% per annum, subject to the condition that additional interest on such unpaid principal accruing monthly at the rate of 2% per annum be paid, together with interest on such deferred monthly amounts at the rate of 10% per annum, on April 1, 1997. The amount of such deferred interest, together with the interest it will earn between April 1, 1995 and April 1, 1997, is $137,781. Deferred interest outstanding as of March 31, 1996 totaled $59,462.

         As of July 14, 1995, the Partnership owed $222,000 to City National Bank, which is evidenced by a promissory note dated September 7, 1993, as amended by the Loan Revision Agreement dated July 27, 1994 (the "CNB Note"). On July 14, 1995, the Partnership and City National Bank entered into a second Loan Revision Agreement extending the maturity date of this obligation from August 3, 1995 to October 3, 1996, and providing for payments of principal of $13,890 per month plus interest on unpaid principal, with interest continuing to accrue at the prime rate plus 2.5%. At March 31, 1996 the outstanding balance on the CNB Note was $97,222. Or April 1, 1996, the Partnership paid the remaining balance owed on the CNB note.

         The Partnership does not plan to conduct any activities during the next twelve months other than collecting interest under the Sands Note. Interest income received from the note receivable is expected to be sufficient to pay the Partnership's ongoing expenses and cash requirements with any excess cash accumulated until the due date of the Sands Note.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

                  27       Financial Data Schedule

         (b)   Reports on Form 8-K:

                  None.

                                    SIGNATURE

Pursuant to he requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SACRAMENTO HOTEL PARTNERS, L.P.

                                            By    JOHN F. ROTHMAN
                                                  ------------------------------
                                                  John F. Rothman
                                                  General Partner

Dated:   May 15, 1996

                                  EXHIBIT INDEX

                                                                                Sequentially
Exhibit                                                                           Numbered
Number                     Description                                              Page
- ------                     -----------                                              ----

  27                       Financial Data Schedule