Form 10QSB
period 1996-06-30
SACRAMENTO HOTEL PARTNERS L P
filed 1996-08-14
CIK 702387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996

      [ ] Transition report under Section 10 of 15(d) of the Exchange Act
                For the transition period from     to

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

                                 (818) 888-6500
                (Issuer's telephone number, including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                  --   --

Transitional Small Business Disclosure Format:      Yes      No  x
                                                       ----    ----

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

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                June 30,     December 31,
                                                                  1996           1995
                                                               ----------     ----------
                             ASSETS

CASH                                                           $   86,287     $  121,765

INTEREST RECEIVABLE                                                98,094         63,567

NOTE RECEIVABLE - NET                                           2,006,947      1,973,251
                                                               ----------     ----------
            TOTAL                                              $2,191,328     $2,158,583
                                                               ==========     ==========

                 LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable and accrued liabilities                  $       --     $    1,172
     Accounts payable - related parties                             4,209          7,049
     Debt                                                              --        138,889
     Distributions payable                                         49,825             --
                                                               ----------     ----------
            Total liabilities                                      54,034        147,110
                                                               ----------     ----------
PARTNERS' EQUITY:
     General Partners (40 units issued and outstanding)            21,449         20,186
     Limited Partners (3,946 units issued and outstanding)      2,115,845      1,991,287
                                                               ----------     ----------
            Total Partners' equity                              2,137,294      2,011,473
                                                               ----------     ----------
            TOTAL                                              $2,191,328     $2,158,583
                                                               ==========     ==========

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                            Three Months Ended        Six Months Ended
                                                  June 30,                June 30,
                                             1996         1995        1996         1995
                                            -------     -------     --------     --------
REVENUES:
     Interest (includes amortization of
         discount of note receivable of
         $17,110 and $20,220, and
         $33,696 and $49,895 for the
         three and six months ended
         June 30, 1996 and 1995,
         respectively)                      $97,039     $93,362     $193,569     $185,310
                                            -------     -------     --------     --------

EXPENSES:
     Interest                                    62       6,936        3,163       14,737
     Partnership administration
         and professional fees                4,341      11,604       14,760       15,511
                                            -------     -------     --------     --------
            Total                             4,403      18,540       17,923       30,248
                                            -------     -------     --------     --------
NET INCOME                                  $92,636     $74,822     $175,646     $155,062
                                            =======     =======     ========     ========

ALLOCATION OF NET INCOME:
     General Partners                       $   930     $   751     $  1,763     $  1,556
     Limited Partners (3,946 Limited
         Partnership units outstanding)      91,706      74,071      173,883      153,506
                                            -------     -------     --------     --------
            Total                           $92,636     $74,822     $175,646     $155,062
                                            =======     =======     ========     ========

DISTRIBUTION TO PARTNERS                    $49,825     $    --     $ 49,825     $     --
                                            =======     =======     ========     ========
PER UNIT INFORMATION:
     (based upon 3,986 total
     Units outstanding):
            Net income                      $ 23.24     $ 18.77     $  44.07     $  38.90
                                            =======     =======     ========     ========
            Distribution                    $ 12.50     $    --     $  12.50     $     --
                                            =======     =======     ========     ========

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                              1996            1995
                                                            ---------      ---------
OPERATING ACTIVITIES:
     Net income                                             $ 175,646      $ 155,062
     Adjustments to reconcile net income to net
         cash provided by operating activities:
            Amortization of discount on note receivable       (33,696)       (49,895)
     Change in assets and liabilities:
         Interest receivable                                  (34,527)       (10,389)
         Accounts payable and accrued liabilities              (4,012)         3,231
                                                            ---------      ---------
            Net cash provided by operating activities         103,411         98,009

FINANCING ACTIVITIES:
     Repayment of debt                                       (138,889)       (83,334)
                                                            ---------      ---------
NET INCREASE (DECREASE) IN CASH                               (35,478)        14,675

CASH AT BEGINNING OF PERIOD                                   121,765         82,030
                                                            ---------      ---------
CASH AT END OF PERIOD                                       $  86,287      $  96,705
                                                            =========      =========

Item 2.           Management's Discussion and Analysis or Plan of Operations.

                  On April 20, 1990, the Partnership sold substantially all of its assets to Fred C. Sands. The sale price was approximately $3.6 million, consisting of approximately $500,000 in cash and a promissory note in the amount of $3.7 million (the "Sands Note").

                  The Sands Note is due and payable on April 1, 1997 and provides for payments of interest at the rate of 8% through April 1, 1995, and at the rate of 10% per year from April 1, 1995 until paid. However, in April 1995 the Partnership entered into a Forbearance Agreement with Mr. Sands which provides that through the earlier of April 1, 1997 or the occurrence of any default under the Sands Note, Mr. Sands may continue to pay the Partnership interest at the rate of 8% per annum, subject to the condition that additional interest on unpaid principal accruing monthly at the rate of 2% per annum be paid, together with interest on such deferred monthly amounts at the rate of 10% per annum, on April 1, 1997. The amount of such deferred interest, together with the interest it will earn between April 1, 1995 and April 1, 1997, is $137,781. Deferred interest outstanding as of June 30, 1996 totaled $77,427.

                  As of July 14, 1995 the Partnership owed $222,000 to City National Bank, which obligation was evidenced by a promissory note dated September 7, 1993, as amended by the Loan Revision Agreement dated July 27, 1994 (the "CNB Note"). On July 14, 1995, the Partnership and City National Bank entered into a second Loan Revision Agreement extending the maturity date of this obligation from August 3, 1995 to October 3, 1996, and providing for payments of principal of $13,890 per month plus interest on unpaid principal, with interest continuing to accrue at the prime rate plus 2.5%. On April 1, 1996, the Partnership paid the remaining balance owed on the CNB Note.

         In June 1996, the General Partners declared a distribution to Partners totalling $49,825, which amount was paid in July 1996.

                  The Partnership does not plan to conduct any activities during the next twelve months other than collecting interest under the Sands Note. Interest income received from the note receivable is expected to be sufficient to pay the Partnership's ongoing expenses and cash requirements with any excess cash accumulated until the due date of the Sands Note or distributed to Partners.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

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

                                       SACRAMENTO HOTEL PARTNERS, L.P.

                                       By /s/  JOHN F. ROTHMAN
                                         ----------------------------
                                                John F. Rothman
                                                General Partner

Dated:  August 14, 1996

                                  EXHIBIT INDEX

                                              SEQUENTIALLY
EXHIBIT                                         NUMBERED
NUMBER         DESCRIPTION                        PAGE
- ------         -----------                    ------------
  27           Financial Data Schedule