Form 10QSB
period 1996-09-30
SACRAMENTO HOTEL PARTNERS L P
filed 1996-11-12
CIK 702387

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]      Quarterly report under Section 13 or 15(d) of the Securities Exchange
            Act of 1934

                For the quarterly period ended September 30, 1996

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
              For the transition period from ________ to ________


                         Commission file number 0-10468


                         SACRAMENTO HOTEL PARTNERS, L.P.
        (Exact name of small business issuer as specified in its charter)

         California                                95-3592946
(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

        5525 Oakdale Avenue, Suite 300, Woodland Hills, California 91364
                    (Address of principal executive offices)

                                 (818) 888-6500
                (Issuer's telephone number, including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                  The accompanying unaudited financial statements of Sacramento Hotel Partners, L.P. (formerly Western Host Sacramento Partners) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of the General Partners of the Registrant, all adjustments necessary for a fair presentation have been included. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 and should be read in connection therewith.

                         SACRAMENTO HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                 September 30,    December 31,
                                                                      1996           1995
-----------------------------------------------------------------------------------------------

                                     ASSETS

CASH                                                             $      97,453    $  121,765

INTEREST RECEIVABLE                                                    116,112        63,567

NOTE RECEIVABLE - NET                                                2,024,596     1,973,251
                                                                 -------------    ----------

            TOTAL                                                $   2,238,161    $2,158,583
                                                                 =============    ==========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable and accrued liabilities                    $          --    $    1,172
     Accounts payable - related parties                                  4,000         7,049
     Debt                                                                   --       138,889
     Distributions payable                                              49,825            --
                                                                 -------------    ----------

            Total liabilities                                           53,825       147,110
                                                                 -------------    ----------

PARTNERS' EQUITY:
     General Partners (40 units issued and outstanding)                 21,921        20,186
     Limited Partners (3,946 units issued and outstanding)           2,162,415     1,991,287
                                                                 -------------    ----------

            Total Partners' equity                                   2,184,336     2,011,473
                                                                 -------------    ----------

            TOTAL                                                $   2,238,161    $2,158,583
                                                                 =============    ==========

                         SACRAMENTO HOTEL PARTNERS, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended                       Nine Months Ended
                                                                September 30,                            September 30,
                                                           1996               1995                  1996               1995
----------------------------------------------------------------------------------------------------------------------------------

REVENUES:
     Interest (includes amortization of
         discount of note receivable of
         $17,650 and $15,586, and
         $51,345 and $65,481 for the
         three and nine months ended
         September 30, 1996 and 1995,
         respectively)                                  $98,370             $94,265               $291,939          $279,576
                                                        -------             -------               --------          --------


EXPENSES:
     Interest                                                --               5,667                  3,163            20,404
     Partnership administration
         and professional fees                            1,503               3,419                 16,263            18,931
                                                        -------             -------               --------          --------

            Total                                         1,503               9,086                 19,426            39,335
                                                        -------             -------               --------          --------

NET INCOME                                              $96,867             $85,179               $272,513          $240,241
                                                        =======             =======               ========          ========


ALLOCATION OF NET INCOME:
     General Partners                                   $   972             $   855               $  2,735          $  2,411
     Limited Partners (3,946 Limited
         Partnership units outstanding)                  95,895              84,324                269,778           237,830
                                                        -------             -------               --------          --------

            Total                                       $96,867             $85,179               $272,513          $240,241
                                                        =======             =======               ========          ========


DISTRIBUTION TO PARTNERS                                $49,825             $    --               $ 99,650          $     --
                                                        =======             =======               ========          ========


PER UNIT INFORMATION:
     (based upon 3,986 total
     Units outstanding:
         Net Income                                     $ 24.30             $ 21.37               $  68.37          $ 60.27
                                                        =======             =======               ========          =======

         Distribution                                   $ 12.50             $    --               $  25.00          $    --
                                                        =======             =======               ========          =======

                        SACRAMENTO HOTEL PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------

                                                                                1996            1995
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
        Net income                                                              $272,513        $240,241
        Adjustments to reconcile net income to net
                cash provided by operating activities:
                        Amortization of discount on note receivable              (51,345)        (65,481)
        Change in assets and liabilities:
                Interest receivable                                              (52,545)        (26,393)
                Accounts payable and accrued liabilities                          (4,221)          2,852
                                                                                --------        --------
                        Net cash provided by operating activities                164,402         151,219
                                                                                --------        --------
FINANCING ACTIVITIES:
        Repayment of debt                                                       (138,889)       (125,000)
        Distributions paid to partners                                           (49,825)             --
                                                                                --------        -------
                        Net cash used in financing activities                   (188,714)       (125,000)

NET INCREASE (DECREASE) IN CASH                                                  (24,312)         26,219

CASH AT BEGINNING OF PERIOD                                                      121,765          82,030
                                                                                --------        --------
CASH AT END OF PERIOD                                                           $ 97,453        $108,249
                                                                                ========        ========

Item 2.  Management's Discussion and Analysis or Plan of Operations.

         On April 20, 1990, the Partnership sold substantially all of its assets to Fred C. Sands. The sale price was approximately $3.6 million, consisting of approximately $500,000 in cash and a promissory note in the amount of $3.7 million (the "Sands Note").

         The Sands Note is due and payable on April 1, 1997 and provides for payments of interest at the rate of 8% through April 1, 1995, and at the rate of 10% per year from April 1, 1995 until paid. However, in April 1995 the Partnership entered into a Forbearance Agreement with Mr. Sands which provides that through the earlier of April 1, 1997 or the occurrence of any default under the Sands Note, Mr. Sands may continue to pay the Partnership interest at the rate of 8% per annum, subject to the condition that additional interest on unpaid principal accruing monthly at the rate of 2% per annum be paid, together with interest on such deferred monthly amounts at the rate of 10% per annum, on April 1, 1997. The amount of such deferred interest, together with the interest it will earn between April 1, 1995 and April 1, 1997, is $137,781. Deferred interest outstanding as of September 30, 1996 totaled $95,446.

         In June 1996, the General Partners declared a distribution to Partners totaling $49,825, which amount was paid in July 1996. In September 1996, the General Partners declared a distribution totaling $49,825, which amount was paid in October 1996.

         The Partnership does not plan to conduct any activities during the next twelve months other than collecting payments due under the Sands Note. Interest income received from the note receivable is expected to be sufficient to pay the Partnership's ongoing expenses and cash requirements with any excess cash accumulated until the due date of the Sands Note or distributed to Partners. At such time as the Sands Note is paid in full, it is the intention of the General Partners to distribute any cash available to the Partners and to terminate the Partnership.


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:
                 27       Financial Data Schedule
          (b) Reports on Form 8-K:
                          None.

                                    SIGNATURE



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SACRAMENTO HOTEL PARTNERS, L.P.



                                              By      JOHN F. ROTHMAN
                                                 ----------------------------
                                                      John F. Rothman
                                                      General Partner


Dated:   November 13, 1996

                                  EXHIBIT INDEX


                                                            Sequentially
Exhibit                                                       Numbered
Number            Description                                   Page
-------           -----------                               ------------

   27             Financial Data Schedule